Form 10-K
period 2002-12-31
MORGAN STANLEY DEAN WITTER CAPITAL I INC SERIES 2002-NC5
filed 2003-03-28
CIK 1201376

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2002

                        Commission file number: 333-83986-10

              MORGAN STANLEY DEAN WITTER CAPITAL I INC SERIES 2002-NC5
             (Exact name of Registrant as specified in its Charter)

                Delaware                                    13-3291626
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

           1585 BROADWAY, 2ND FLOOR
           NEW YORK, NEW YORK                            10036
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (212) 296-7000

          Securities registered pursuant to Section 12(b) of the Act:
                                     none

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31,2002. NOT APPLICABLE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31,2002.
     NOT APPLICABLE

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Omitted.

     ITEM 2.  Properties.

     Omitted

     ITEM 3.  Legal Proceedings.


     None.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Trust does not issue stock.

     There is currently no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     As of December 31,2002 the number of registered holders of all class of Certificates was 7.

     ITEM 6.  Selected Financial Data.

     Omitted.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 2002, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-NC5
     CLASS A-2
     $50,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-NC5
     CLASS A-3
     $158,873,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-NC5
     CLASS M-1
     $51,484,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-NC5
     CLASS M-2
     $39,128,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-NC5
     CLASS M-3
     $8,238,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-NC5
     CLASS B-1
     $32,950,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-NC5
     CLASS B-2
     $12,356,000
     100.0%

     ITEM 13.  Certain Relationships and Related Transactions.
                       None

     ITEM 14.  Controls and Procedures
               NOT APPLICABLE

     PART IV

     ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     EXHIBITS

    (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

     Monthly Remittance Statement to the Certificateholders dated as of November 25,2002, and filed with the Securities and Exchange Commission on Form 8-K on December 13,2002, and on Form 8-K/A on January 27,2002.

     Monthly Remittance Statement to the Certificateholders dated as of December 26,2002, and filed with the Securities and Exchange Commission on Form 8-K on January 3,2003 and on Form 8-K/A on January 27,2002.

    (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         By: Morgan Stanley Dean Witter Capital
                                             I Inc. as Depositor on behalf of
                                             the Registrant.


                                                By: /s/: Craig Phillips
                                                         Craig Phillips
                                                          President

     Date:  March 28,2003


EXHIBIT INDEX

     Exhibit Document

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31,2002.

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2002.























CERTIFICATION


        Re: Morgan Stanley Dean Witter Capital I Inc. Trust 2002-NC5
           (the "Trust") Mortgage Pass-Through Certificates Series 2002-NC5, issued pursuant to the Pooling and Servicing Agreement, dated as of October 1,2002 (the "Pooling and Servicing"),among Morgan Stanley Dean Witter Capital I Inc., as depositor, Deutsche Bank National Trust Company, as trustee( the "Trustee") and The Provident Bank, as servicer (the "Servicer"), and the NC Capital Corporation , as responsible party

I, Craig Philips, certify that:

1. I have reviewed this annual report on Form 10-K (" Annual Report"),and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this annual report, of the Trust;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing Agreement for inclusion in the Reports is included in these Reports;

4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the Reports, the Servicer has fulfilled it obligations under the Pooling and Servicing Agreement; and

5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public account, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in the Reports

In giving the certification above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicer

Date:  3/25/2003
/s/: Craig Philips
Signature: Craig Philips
Title: President






99.1

PCFS Mortgage Resource logo here



MORGAN STANLEY DEAN WITTER CAPITAL I, Inc.

MORGAN PASS-THROUGH CERTIFICATES, SERIES 2002-NC-5

SERVICER ANNUAL OFFICER'S CERTIFICATE


FEBRUARY 24, 2003

     Pursuant to the provisions of the Pooling and Servicing Agreement dated as of October 1, 2002 by and between MORGAN STANLEY DEAN WITTER CAPITAL I,
INC. and PCFS MORTGAGE RESOURCES, a division of The Provident Bank, I, David M. Friedman as President of Servicing of the servicer, hereby certifies as follows:

(a) a review of the activities of the Servicer during the preceding calendar year and of the performance under the Pooling and Servicing Agreement has been made under my direction and supervision; and

(b) to the best of my individual knowledge based on such review, the Servicer has fulfilled all of its obligations under the Pooling and Servicing Agreement for such year in accordance with the requirements set forth in said Pooling and Servicing Agreement.




PCFS MORTGAGE RESOURCES
BY: /s/: David M. Friedman
David M. Friedman
President of Servicing



309 Vine Street Cincinnati, Ohio 45202


















99.2

PCFS Mortgage Resources Logo Here


Report of Management

We, as members of management of PCFS Mortgage Resources' (based in Atlanta)
(PCFS), a division of The Provident Bank (the Bank), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the PCFS's compliance with the minimum servicing . standards as set forth in the USAF as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, the PCT S ,complied, in all material respects, with the minimum servicing standards set forth in the USAP. As of and for this same period, PFOI had in effect a fidelity bond and errors and omissions policy in the amount of $25,000,000_ and $20.000,000, respectively.








By: /s/ Richard Gravino                     By: /s/ David Friedman
Richard Gravino                                     David Friedman
Executive. Vice President                     Senior Vice President
Consumer Finance                            National Servicing Operations




February 24, 2003





Vine Street Cincinnati, Ohio 45202

















ERNST & YOUNG LOGO HERE


                                    Ernst & Young LLP    Phone: (513) 621-6454
                                    1300 Chiquita Center   www.ey.com
                                    250 East Fifth Street
                                    Cincinnati, Ohio 45202



Report of Independent Accountants


Board of Directors
The Provident Bank

We have examined management's assertion, included in the accompanying report titled Report of Management, that The Provident Bank (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002. Management is responsible for the Bank's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Bank's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with specified requirements.

In our opinion, management's assertion, that the Bank complied with the aforementioned requirements during the year ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage Corporations, and the Bank's private investors and is not intended to be and should not be used by anyone other than these specified parties.



/s/: Ernst & Young LLP


February 24, 2003


Ernst & Young LLP is a member of Ernst & Young International, Ltd.